Form 10-K
period 1998-12-31
HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
filed 1999-03-25
CIK 1066477

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998.

                            OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to          .
                                    ----------  ----------

              Commission File No.  333-59837

          HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
------------------------------------------------------------------
(Exact name of Registrant as specified in its Certificate of Trust)

          HOUSEHOLD AUTO RECEIVABLES CORPORATION
-----------------------------------------------------------------
                 (Depositor to the Trust)
     (Exact name as specified in Depositor's charter)

     DELAWARE                      Not Applicable
-------------------------------    -------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation of Registrant        Number of the Registrant)

c/o Wilmington Trust Company
Rodney Square North
Wilmington Delaware                                          19890
------------------------------------------------------------------
(Address of principal executive offices of Registrant)   (Zip Code)

Trustee's telephone number, including area code  (302) 651-1000
                                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X                   No
                            -----                   -----

The aggregate principal amount of the equity certificates in the Trust held by non-affiliates of the Depositor as of December 31, 1998 was $0.

                          PART I

Item 1.   Business.
          --------

Household Automobile Revolving Trust I (the "Trust" or the
Registrant") is a Delaware Business Trust under the Delaware Business Trust Act. Wilmington Trust Company, a
Delaware banking corporation, acts as trustee (the
"Trustee").  The Trustee's business address is Rodney
Square North, 1100 North Market Street, Wilmington,
Delaware 19890.  A Certificate of Trust relating to the
Trust was filed with the Secretary of State for the State of Delaware on March 30, 1998 and was effective on March
31, 1998.

The Trust was formed for the sole purpose of providing a funding vehicle for the operations of Household Automotive
Finance Corporation ("HAFC"), an automobile finance company. The Trust's purposes and powers are defined by a Trust Agreement between Household Auto Receivables
Corporation (the "Depositor" or the "Seller") and the Trustee, dated as of March 1, 1998 (the "Trust Agreement"), as supplemented by the Series 1998-1 Supplement, dated as of November 1, 1998 (the "Series 1998-1 Supplement"). The
Trust Agreement and the Series 1998-1 Supplement are incorporated by reference into this Form 10-K. See Part
IV, Item 14. As defined by the Trust Agreement, the Trust exists to engage in the transactions of (i) acquiring, holding and managing certain receivables assigned to the Trust by the Depositor, as well as certain other assets,
(ii) issuing notes in private and public offerings, (iii) making payments on the notes and certificates evidencing equity interests in the Trust and (iv) engaging in other limited activities. The Depositor is a wholly owned subsidiary of HAFC. HAFC is a wholly owned subsidiary of Household Finance Corporation ("HFC").

Under the terms of the Master Receivables Purchase
Agreement, the Depositor purchased receivables from HAFC for a price equal to 100% of the principal balance of the receivables plus the present value of the anticipated excess interest spread on such receivables. The Depositor then conveyed all its right and title to, and interest in, such receivables to the Trust.

The Trust issued two series of Notes during the year ended
December 31, 1998. The Series 1998-A Notes, with a principal balance of $649,272,000 were issued in June 1998 and sold in a private placement. The Series 1998-1 Notes were issued on December 3, 1998 in eight classes with an aggregate initial principal balance of $771,666,000. Six classes of the Series 1998-1 Notes with an aggregate initial principal balance of $616,505,000 were sold in an underwritten offering (the "Offered Notes"). The net proceeds of that offering were used to repay the principal balance and retire the Series 1998-A Notes and to fund a reserve account held for the benefit of the Series 1998-1
Notes with an initial balance of $8,275,247.63.  The
Depositor holds the two classes of notes that were not offered to investors. The Depositor also holds all beneficial ownership interests in the Trust. The principal balance of the receivables collateralizing payments on the Series 1998-1 Notes was $827,524,763 as of October 31, 1998.

The reserve account is an asset of the Trust and the amount on deposit therein is available to make required distributions on the Series 1998-1 Notes in the event of a shortfall in available funds. Excess funds after making required distributions on the Series 1998-1 Notes are deposited into the reserve account until the account balance reaches a specified target level.

On the closing date for Series 1998-1, the Trust entered into an interest rate cap for the benefit of two classes of the Series 1998-1 Notes that bear a variable rate.
The interest rate cap requires Westdeutsche Laudesbank
Girozentrale, New York Branch to make payments for the benefit of holders of those variable rate classes in the event LIBOR exceeds 6.5%. The interest rate cap terminates when the later maturing of the two variable rate classes is retired.

The Series 1998-1 Notes will mature on May 17, 2005;
however, the notes will be retired on the date when all classes of notes are paid in full, which may include when the Depositor or the Servicer of the receivables (currently
HFC) exercise the right to repurchase the outstanding
Series 1998-1 Notes remaining in the trust when the aggregate balance of the Offered Notes receivables is equal to or less than $61,650,500.

The Trust will not issue any additional series of notes and no additional receivables will be assigned to the Trust.
Following the retirement of the Series 1998-1 Notes, the Trust will be terminated.

Item 2.   Properties.
          ----------

Not Applicable.

Item 3.   Legal Proceedings.
          -----------------

The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to asset-backed securities issued by the Registrant or the Registrant's assets.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

No vote or consent of the holders of Notes or equity certificates issued by the Registrant was solicited for any purpose during the year ended December 31, 1998.



                          PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.
          -------------------------------------------------

The Depositor holds all equity interests in the Trust consisting of an Owner Trust Certificate evidencing interest in all assets that are not subject to the lien of a series of notes. All assets of the Trust have been pledged to the Series 1998-1 Trust Estate and support the Series 1998-1 Notes. The Depositor also owns the Series
1998-1 Certificate, which represents the beneficial ownership interest of the Series 1998-1 Trust Estate. To the best knowledge and belief of the Depositor, there is no established public trading market for the Owner Trust
Certificate or the Series 1998-1 Certificate and none is expected to develop.

No dividends are paid on the equity interest in the Trust;
however, distributions are paid as available in accordance with the Trust Agreement, the Series 1998-1 Supplement and the other agreements relating to the Series 1998-1. Such distributions are reported in the financial statements herein.

Item 6.   Selected Financial Data.
          -----------------------

Not Applicable.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

Operations Summary

The Trust reported a net loss before allocation to certificateholder of $35.1 million for the period March 30, 1998 (inception) through December 31, 1998. Net interest margin and fee income of $73.2 million was offset by a $41.5 million loan loss provision, $13.7 million of servicing expenses and a $53.1 million yield to the certificateholder. Because the owner of the series certificate is entitled to any residual cash flows of the Trust, any income (loss) of the Trust is allocated to the certificateholder.

As of December 31, 1998, the Trust had total assets of $879.3 million, including $850.7 million of auto finance installment loan contract receivables. The Trust also had total liabilities of $879.3 million, including $757.2 million of notes payable and a $59.6 million net certificate outstanding.

Credit Quality

The Trust's delinquency and net chargeoff ratios reflect, among other factors, the quality of receivables, the average age of the loans, the success of collection efforts and general economic conditions. As of December 31, 1998, the Trust's two-months-and-over contractual delinquency ratio was 0.99%. The annualized chargeoff ratio for the period was 1.76%.

Credit Loss Reserves

Credit loss reserves are maintained to cover estimated probable losses of principal and interest on the existing loan portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by estimates outside of the Trust's control, such as economic conditions and consumer payment patterns. As a result, there is uncertainty inherent in these estimates, making it reasonably possible they could change.

Credit loss reserves were $28.2 million at December 31, 1998.

Liquidity and Capital Resources

The Trust was formed for the sole purpose of acquiring, holding and managing auto finance installment loan contract receivables. In that regard, the Trust's main sources of cash are proceeds from issuing notes and the collection of receivable balances. The Trust uses its cash to service debt, purchase auto finance installment loan contracts, and make payments to the certificateholder and the servicer of its receivables.

During 1998, the Trust purchased $947.1 million of auto finance installment loan contract receivables and issued
$1,458.7 million of notes ($700.0 million of which were repaid). The Trust also issued net certificates of $55.9 million and borrowed $48.9 million from the seller of the receivables.

To provide the requisite credit protection to each series of noteholders, the seller of the receivables is required to fund an initial deposit into a reserve account held by the Trust. The required reserve account level at any particular time is based on the amount of receivables outstanding and pool performance. Any required increases are funded with monthly excess cash flows from the receivables, which are available to cover any monthly noteholder distribution shortfall. Upon amortization of the notes, any excess will be included in certificateholder distributions. As of December 31, 1998, the balance in this reserve account is $19.6 million.

Year 2000

The Year 2000 ("Y2K") issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. The inability to recognize or properly treat the Y2K may cause systems to process critical financial and operational information incorrectly.

The Trust has engaged HAFC to service its receivables. HAFC has informed the Trust that they were substantially complete with remediation and replacement of all non-Y2K compliant systems upon which they rely to service our receivables at December 31, 1998. Testing and implementation occur as systems are remediated and replaced. HAFC has also informed the Trust that they are substantially complete with the testing of these systems at December 31, 1998.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

Reference is made to the financial statements included under Item 14 (a) hereof.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.
          -------------------------------------------------

None.


                         PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

Wilmington Trust Company acts as trustee to the Trust in accordance with the terms of the Trust Agreement and the Series 1998-1 Supplement. There are no officers or employees of the Trust.

Item 11.  Executive Compensation.
          ----------------------

Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
          ---------------------------------------------------

The Depositor holds the sole voting power with respect to the Trust's equity securities.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Not Applicable.


                          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
          -------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements
               Report of Independent Public Accountants
               Statement of Income and Retained Earnings
               Balance Sheet
               Statement of Cash Flows
               Notes to Financial Statements

(b) The Registrant filed one current report on Form 8-K during the fourth quarter of 1998.

     Date of Reports          Items Covered
     ---------------          -------------
     November 24, 1998        Item 5 -- Computational materials used
                              in distribution of the Series 1998-1
                              Notes.

(c)  Exhibits

     4.1  Trust Agreement between Household Auto Receivables
          Corporation and Wilmington Trust Company, as Owner
          Trustee dated as of March 1, 1998.

     4.2 (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K dated as of December 3, 1998 and filed on January 22, 1999).

     4.3 Indenture, dated as of November 1, 1998 among the Trust, HFC and the Chase Manhattan Bank, as Indenture
          Trustee. (Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K dated as of December 3, 1998 and filed on January 22, 1999).

     4.4 Series 1998-1 Supplement, dated as of November 1, 1998 to the Indenture dated as of November 1, 1998 and to the Trust Agreement dated as of March 1, 1998; among HFC, the Trust, the Depositor, Wilmington Trust Company, as Owner Trustee and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Exhibit 4.3 of the Registrant's Form 8-K dated as of December 3, 1998 and filed on January 22, 1999).

     10.1 Master Sale and Servicing Agreement, among the Trust, the Depositor, HFC and The Chase Manhattan Bank, as Trustee, amended and restated as of November 1, 1998. (Incorporated by reference to Exhibit 4.4 of the Registrant's Form 8-K dated as of December 3, 1998 and filed on January 22, 1999).

     27.  Financial Data Schedule.

(d)  Not Applicable.

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on behalf of the Household Automobile Revolving Trust I by the undersigned, thereunto duly authorized.



                              HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
                              --------------------------------------
                                          (Registrant)



                              By:  HOUSEHOLD AUTO RECEIVABLES
                                   CORPORATION, as Depositor of and
                                   on behalf of the Registrant



Date:  March 25, 1999.             By:  /s/ Steven L. McDonald
                                        ----------------------
                                        Steven L. McDonald
                                        Vice President
                                        and Controller








k:\law\tr\auto\auto10k1.ans

           Report of Independent Public Accountants
           ----------------------------------------


To Household Automobile Revolving Trust I

We have audited the accompanying balance sheet of Household Automobile Revolving Trust I as of December 31, 1998, and the related statements of income and retained earnings and cash flows for the period from March 30, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Household Automobile Revolving Trust I as of
December 31, 1998, and the results of its operations and its cash flows for the period from March 30, 1998
(inception) to December 31, 1998 in conformity with generally accepted accounting principles.





Chicago, Illinois
January 20, 1999

Household Automobile Revolving Trust I
Statement of Income and Retained Earnings
For the period from March 30, 1998 (inception) to December 31, 1998
(in thousands)

Finance income                                              $ 87,530
Other interest income                                            444
Interest expense                                              15,746
                                                            --------
Net interest margin                                           72,228
Provision for credit losses                                   41,463
                                                            --------
Net interest margin after provision for credit losses         30,765
Fee income                                                       967
Servicing fee expense                                         13,731
                                                            --------
Income before income taxes and yield to certificateholder     18,001
Income taxes                                                       -
Yield to certificateholder                                    53,081
                                                            --------
Net loss before allocation to certificateholder              (35,080)
Net loss allocable to certificateholder                       35,080
                                                            --------
Net income                                                         -
                                                            ========
Retained earnings at March 30, 1998                                -
                                                            --------
Retained earnings at December 31, 1998                      $      -
                                                            ========

The accompanying notes are an integral part of these financial statements.
/TABLE

Household Automobile Revolving Trust I
Balance Sheet
At December 31, 1998
(in thousands)

Assets

Receivables, net                                               $834,117
Receivable from servicer                                         25,563
Series 1998-1 reserve account                                    19,634
                                                               --------

  Total assets                                                 $879,314
                                                               ========


Liabilities and Shareholder's Equity
Series 1998-1 Notes                                            $757,160
Series 1998-1 Certificate                            94,718
Net loss allocable to Series 1998-1 Certificate     (35,080)
                                                     ------
  Series 1998-1 Certificate, net                                 59,638
Interest payable                                                  1,795
Servicing fee payable                                             4,272
Reserve deposit                                                   8,275
Payable to Seller                                                48,174
                                                               --------

  Total liabilities                                             879,314

Shareholder's Equity
Retained earnings                                                     -
                                                               --------


  Total liabilities and shareholder's equity                   $879,314
                                                               ========

The accompanying notes are an integral part of these financial statements.

Household Automobile Revolving Trust I
Statement of Cash Flows
For the period from March 30, 1998 (inception) to December 31, 1998
(in thousands)

Cash Used by Operations
Net income                                                                    -
Adjustments to reconcile net income to cash used by operations:
 Provision for credit losses                                            $  41,463
 Collections by servicer not yet remitted to Trust                        (25,563)
 Interest payable                                                           1,795
 Loss allocable to certificateholder                                      (35,080)
 Servicing fee payable                                                      4,272
                                                                        ---------
Cash used by operations                                                   (13,113)
                                                                        ---------
Investments in Operations
Receivables:
 Purchased                                                               (947,058)
 Collected                                                                 71,478
Funding of Series 1998-A reserve account                                  (11,281)
Repayment of Series 1998-A reserve account                                 11,281
Funding of Series 1998-1 reserve account                                  (19,634)
Establishment of 1998-A reserve account                                    14,822
Repayment of 1998-A reserve account                                       (14,822)
Establishment of 1998-1 reserve account                                     8,275
                                                                        ---------
Cash decrease from investments in operations                             (886,939)
                                                                        ---------
Financing and Capital Transactions
Issuance of Series 1998-A Notes                                           687,000
Payment of Series 1998-A Notes                                           (687,000)
Issuance of Series 1998-A Certificate                                     162,769
Payment of Series 1998-A Certificate                                     (162,769)
Issuance of Series 1998-1 Notes, net                                      770,221
Payment of Series 1998-1 Notes                                            (13,061)
Issuance of Series 1998-1 Certificate                                      55,859
Additional contributions to Certificate                                    38,859
Payable to Seller                                                          48,174
                                                                        ---------
Cash increase from financing and capital transactions                     900,052
                                                                        ---------
Increase in cash                                                                -
                                                                        ---------
Cash at March 30, 1998 (trust formation)                                        -
                                                                        ---------
Cash at December 31, 1998                                               $       -
                                                                        =========
Supplemental Cash Flow Information:
Interest paid                                                           $  13,951
                                                                        =========

The accompanying notes are an integral part of these financial statements.
/TABLE

Household Automobile Revolving Trust I
Notes to Financial Statements


Household Automobile Revolving Trust I (the "Trust") is a
Delaware business trust formed under the laws of the State of Delaware on March 30, 1998 for the sole purpose of engaging in the transactions of (i) acquiring, holding and managing the receivables and the other assets, (ii) issuing notes in private and public offerings, (iii) making payments on the notes and the certificate and (iv) engaging in other limited activities. The Trust was initially capitalized by a nominal capital contribution by the Seller. The Trust's operations are governed by a Trust
Agreement, dated as of March 1, 1998, as supplemented by a Series 1998-1 Supplement, between Household Auto
Receivables Corporation (the "Seller") and Wilmington Trust
Company, as owner trustee. The Trust has one reportable segment: auto finance. The Seller is a wholly-owned special purpose subsidiary of Household Automotive Finance
Corporation ("HAFC"), which is a wholly-owned subsidiary of Household Finance Corporation (the "servicer" or "HFC").

Under the terms of the Master Receivables Purchase
Agreement, the Seller shall from time to time purchase receivables from HAFC for a price equal to 100% of the principal balance of the receivables plus the present value of the anticipated excess interest spread on such receivables as defined. The Seller will then from time to time convey all its right and title to, and interest in, the receivables to the Trust.

The purchase of receivables is funded by the issuance of variable rate notes to third-party investors ("Series 1998-
1 Notes") and by the issuance of a trust certificate (the
"Series 1998-1 Certificate") which is held by the Seller.
On December 3, 1998, Series 1998-1 Notes and the Series
1998-1 Certificate were issued with proceeds used to prepay the Series 1998-A notes and the trust certificate relating to that series of notes. The Series 1998-1 Certificate is non-interest bearing and entitles the holder to residual cash flow generated by the receivables after payments have been made to the noteholders and servicer. Residual cash flow is reduced by the principal amount of defaulted receivables as defined in the Master Sale and Servicing
Agreement as amended and restated as of November 1, 1998.
Noteholders receive a principal distribution for the amount of any defaulted receivables during a period which is accounted for as a deemed capital contribution by the certificateholder. Defaulted receivables for the period
March 30, 1998 to December 31, 1998 were $38.9 million.

To provide the requisite credit protection to each series of noteholders, the Seller was required to fund an initial deposit into a reserve account held by the Trust. The required reserve account level at any particular time is based on the amount of receivables outstanding. Any required increases are funded with monthly excess cash flows from the receivables. The amounts on deposit in the reserve account are available to cover any monthly noteholder distribution shortfall. Upon amortization of the receivables, any excess reserve account amount will be included in certificateholder distributions. As of December
31, 1998 the balance in this reserve account is $19.6 million.

Household Automobile Revolving Trust I
Notes to Financial Statement - (continued)


1.   Summary Of Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Receivables. Receivables are carried at amortized cost.
Interest is credited to income as earned. Interest income is suspended when payments are more than two months contractually past due.

Provision and Credit Loss Reserves. Provision for credit losses is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal and interest on the existing portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside the Trust's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Receivables are written off at the earlier of a) 60 days after a vehicle has been repossessed,
b) if the financed vehicle has not been repossessed, the date on which at least 10% of a scheduled payment becomes
150 days contractually delinquent or c) upon disposition of the vehicle. Repossessed vehicles are written down to net realizable value at the time of repossession.

Repossessed Collateral. Vehicles acquired for nonpayment of indebtedness are recorded at the lower of the estimated fair market value or the outstanding receivable balance and generally are sold within 60 days of repossession. Any difference between the sales price, net of expenses, and the carrying value is charged to the reserve for credit losses as incurred.

Income Taxes. The Seller is the sole equity holder of the Trust and has elected, under the "check the box rules", to treat the Trust as a division. Accordingly, all income and expense related to the Trust is recognized and reported by the Seller, and the Trust is not subject to federal or state income tax. Thus, no provision for federal or state income taxes has been accrued in the financial statements of the Trust.

Household Automobile Revolving Trust I
Notes to Financial Statement - (continued)


2.   Receivables (in thousands)

The consumer receivables balance included the following at December 31, 1998:

       Receivables                              $850,665
       Credit loss reserves                      (28,242)
       Accrued interest                           11,694
                                                --------
         Total receivables, net                 $834,117
                                                ========
</TABLE)

As of December 31, 1998, the amount of nonearning receivables in the Trust for which interest accrual has been suspended totaled $8.4 million.

An analysis of credit loss reserves for the period from March 30, 1998 (inception) to December 31, 1998 was as follows:


       Credit loss reserves at beginning of period         -
       Provision for credit losses                   $ 41,463
       Chargeoffs                                     (23,711)
       Recoveries                                      10,490
                                                     --------
       Credit loss reserves at December 31, 1998     $ 28,242
                                                     ========

The range of contractual interest rates of the trust receivables is between 10.5% and 27.0%. At December 31,
1998, contractual maturities of finance receivables were as follows (in thousands):

              1999     2000      2001       2002       2003  Thereafter     Total
              ----   ------   -------   --------   --------  ----------  --------
Automobile     $92   $2,956   $20,924   $160,439   $439,850    $226,404  $850,665
Finance

These contractual maturities do not take into account the impact of prepayments. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.


3.   Trust Debt (in thousands)

                                                      At December 31, 1998
                                                      --------------------
Series 1998-1 Notes, variable rate, due May 2005                  $757,160
Series 1998-1 Certificate, due May 2005                             94,718

The balance of the Series 1998-1 Notes at December 31, 1998 is net of approximately $1.5 million of unamortized debt issuance costs. The Series 1998-1 Notes are subject to optional redemption by the Seller or Servicer when the aggregate balance of the Offered Notes is equal to or less than $61,650,500. The weighted average coupon interest rate on the notes outstanding during the period ended
December 31, 1998 was 6.54%. At December 31, 1998, the rate on the notes was 5.68%.

Household Automobile Revolving Trust I
Notes to Financial Statement - (continued)

In December, 1998, the Trust entered into an interest rate cap for the benefit of two classes of the Series 1998-1
Notes that bear a variable rate. The notional amount of the interest rate cap was initially equal to $223,832,000
(the initial aggregate principal balance of the variable rate notes) and will be reduced as required so that the currect notional amount is equal to the current aggregate principal balance on the variable rate notes. The rate cap requires the counterparty to make payments for the benefit of the variable rate noteholders in the event LIBOR exceeds
6.5%. The rate cap terminates upon retirement of the two variable rate classes.


4.   Fair Value Of Financial Instruments

The Trust has estimated the fair value of its financial instruments in accordance with the Statement of Financial
Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS No. 107"). Fair value estimates, methods and assumptions set forth below for the Trust's financial instruments are made solely to comply with the requirements of FAS No. 107 and should be read in conjunction with the financial statements and notes in these financial statements.

The carrying values of the receivable from servicer, reserve account cash, interest payable, servicing fee payable, payable to Seller and reserve deposit payable are considered to be reasonable estimates of their fair values due to the relative short-term nature of those items.

The fair value of the receivables and the Series 1998-1
Certificate was calculated by discounting estimated future cash flows, at estimated market rates. Based upon this calculation, the estimated fair value of the receivables and certificates approximate book value.

The fair value of the Series 1998-1 Notes was determined to approximate carrying value because interest rates adjust with changes in market rates.

The fair value of the interest rate cap is approximately
$600,000. This value was determined using established valuation methods.


5.   The Servicer

Under the terms of the Master Sale and Servicing Agreement, HFC, HAFC's parent, has been appointed master servicer of the receivables held by the Trust. As compensation for its services, the servicer is entitled to receive a monthly base servicing fee, which is equal to one-twelfth of 3% times the pool balance as of the first day of the respective collection period and a supplemental servicing fee, which is equal to all administrative fees, expenses and charges paid by or on behalf of obligors, including late fees, prepayment fees and liquidation fees collected on the receivables during the respective collection period plus any investment earnings with respect to any funds on deposit in the collection account. HFC has appointed HAFC to subservice the receivables.

Household Automobile Revolving Trust I
Notes to Financial Statement - (continued)


6.   Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual group engaged in similar activities or affected similarly by economic conditions.

Because the Trust contains only consumer receivables, there were no receivables from any industry group at December 31, 1998. Of total receivables, 16.1% and 12.4% were located in the states of Texas and California. No other states have concentrations greater than 10%.


7.   Comprehensive Income

On January 1, 1998, we adopted Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive
Income" ("FAS No. 130"). This statement establishes standards for the reporting and presentation of comprehensive income. Comprehensive income, in addition to traditional net income, includes the mark-to-market adjustments on available-for-sale securities, cumulative translation adjustments and other items which represent a change in equity from "nonowner" sources. FAS No. 130 does not change existing requirements for certain items to be reported as a separate component of shareholder's equity.
Because the Trust does not engage in activities which are recorded directly in shareholder's equity comprehensive income equals net income.






k:\law\tr\auto\auto10k1.ans