Form 10-K/A
period 1998-12-31
HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
filed 1999-04-01
CIK 1066477

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-K/A

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

     27   Financial Data Schedule.

     99   Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998 for Household Automobile Revolving
          Trust I, Series 1998-1

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



                              HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
                              --------------------------------------
                                          (Registrant)



                              By:  HOUSEHOLD AUTO RECEIVABLES
                                   CORPORATION, as Depositor of and
                                   on behalf of the Registrant



Date:  March 31, 1999.             By:  /s/ Steven L. McDonald
                                        ----------------------
                                        Steven L. McDonald
                                        Vice President
                                        and Controller








k:\law\tr\auto\auto10ka.as1