Form 10-K
HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
filed 2000-03-27
CIK 1066477

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                  Commission File No. 333-59837

      HOUSEHOLD AUTOMOBILE REVOLVING TRUST I, SERIES 1998-1
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)


                  HOUSEHOLD FINANCE CORPORATION
                  (Master Servicer of the Trust)
       (Exact name as specified in Master Servicer's charter)



            DELAWARE                   Not Applicable.
(State or other jurisdiction of       (I.R.S. Employer
incorporation of Master            Identification Number of
Servicer)                          Registrant)


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Master Servicer)


    Master Servicer's telephone number, including area code:
                         (847)564-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X            No

The aggregate principal amount of the Notes held by non-affiliates of the Master Servicer as of December 31, 1999 was approximately
$377,832 Million.

                               INTRODUCTORY NOTE




     Household Auto Receivables Corporation (the "Seller") is the seller under the amended and restated Master Sale and Servicing Agreement (the "Agreement") dated as of November 1, 1998, by and among Household Automobile Revolving Trust I, as Issuer, the Seller, Household Finance Corporation, as Master Servicer (the "Master Servicer") and The Chase Manhattan Bank, as trustee (the "Trustee"), with respect to the Series 1998-1 Notes (the "Notes").

     The Notes consist of eight classes of notes. Two classes are held by the Seller. As of December 31, 1999, the outstanding principal balance of the Series 1998-1 Notes was approximately
$ 499,335,642.29 and the receivables held by the Issuer had an aggregate outstanding principal balance of approximately $540,015,496.11. A reserve account held for the benefit of the Noteholders had a balance of approximately $16,784,391.34. Class A-1 Notes were paid in full July 19, 1999. For the benefit of holders of the Class A-3 and Class A-4 Notes, the Issuer is party to an interest rate cap requiring the counterparty to make payments to the Issuer in the event LIBOR exceeds 6.5% The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

                                   PART I


Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          Not Applicable.


Item 3.   Legal Proceedings.

          The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Notes or the Registrant's property.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 1999.


PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. Class A-1 Noteholders were paid in full as of July 19, 1999.
          As of March 1, 2000, there were 3 Class A-2 Noteholders, 13 Class A-3 Noteholders, 7 Class A-4 Noteholders, 1 Class A-5 Noteholder and 13 Class B-1 Noteholders, some of whom may be holding Notes for the accounts of others. The Class B-2 and Class C Notes, as well as the Series 1998-1 Certificate are held by the Seller.


Item 6.   Selected Financial Data.

          Not Applicable.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.




PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-2, Class A-3, Class A-4, Class A-5 or the Class B-1 Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of March 1, 2000. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A-2 Noteholders


Chase Manhattan Bank                    $ 10,000        18.52%
4 New York Plaza - 13th Floor
New York, NY 10004

Investors Bank & Trust/M.F. Custody     $  3,000         5.56%
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA 02116

State Street Bank and                   $ 41,000        75.93%
  Trust Company
Global Corp. Action Unit JAB 5NW
1776 Heritage Drive
No. Quincy, MA 02171


Class A-3 Noteholders

Bank of New York                        $ 10,000         6.99%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                   $ 11,500         8.08%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Bank One Trust Company, N.A.            $ 18,000        12.59%
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240

Boston Safe Deposit and                 $ 70,000        48.95%
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Citibank, N.A.                          $ 20,000        13.99%
P. O. Box 30576
Tampa, FL 33630-3576

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A-4 Noteholders

Bankers Trust Company                   $ 30,832        38.14%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

The Bank of New York --                 $ 15,000        18.56%
Banco Di Napoli
One Wall Street
New York, NY 10286

Boston Safe Deposit and                 $ 12,000        14.85%
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

HSBC Bank USA/Republic                  $ 10,000        12.37%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

Investors Bank & Trust/M.F. Custody     $  7,000         8.66%
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA 02116

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A-5 Noteholder

Bank of New York                        $100,000       100.00%
925 Patterson Plank Road
Secaucus, NJ 07094


Class B-1 Noteholders

First Union National Bank               $ 87,303        87.92%
1525 West W. T.
Harris Blvd., 3A4
Charlotte, NC 28288

Norwest Bank Minnesota,                 $  5,100         5.14%
  National Association
733 Marquette Avenue
Minneapolis, MN 55479-0056

Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 1999, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-k when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1999:

               Date of Reports               Items Covered

               October 18, 1999    Item 7 -- Statement to
               November 17, 1999   Noteholders with respect
               December 17, 1999   to distribution made on
                                   October 18, 1999, November 17,
                                   1999 and December 17, 1999.

          (c)  (1)  Exhibit 99.  Copy of Annual Statement to
                    Noteholders for the year 1999.

          (d)  Not Applicable.

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Automobile Revolving Trust I, Series 1998-1 by the undersigned, thereunto duly authorized.




                               HOUSEHOLD FINANCE CORPORATION,
                         as Master Servicer of and on behalf of the

                          HOUSEHOLD AUTOMOBILE REVOLVING TRUST I,
                                        SERIES 1998-1
                                         (Registrant)




Date:  March 27, 2000         By: /s/ P. D. Schwartz
                                 P. D. Schwartz
                                 Authorized Representative

Exhibit Index

Exhibit No.    Exhibit

99            Copy of Annual Statement to Noteholders for the year
              1999.