Form 10-K/A
HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
filed 2000-05-05
CIK 1066477

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                          FORM 10-K/A


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999

                  Commission File No. 333-59837


Purpose: To supplement in part Part IV, Item 14(c) of Company's previously filed Form 10-K in order to file as an exhibit the Annual Servicing Report of Company's
          Independent Public Accountants.


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




Date:  May 5, 2000       By: /s/ J. W. Blenke
                                 J. W. Blenke
                                 Assistant Secretary

                           Exhibit Index

Exhibit No.    Exhibit

99            Copy of Independent Public Accountants Annual
              Servicing Report dated April 26, 2000.