Form 10-K/A
HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
filed 2001-04-16
CIK 1066477

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of Companys previously filed Form 10-K in order to file as an exhibit the Annual Servicing Report of Companys Independent Public Accountants.
Commission File Nos. 333-59837
HOUSEHOLD AUTOMOBILE REVOLVING TRUST I, SERIES 1998-1 (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)
HOUSEHOLD FINANCE CORPORATION (Servicer of the Trust) (Exact name as specified in Servicers charter)
Delaware (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)
2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
(Address of principal executive offices of Servicer) (Zip Code)
Servicers telephone number, including area code (847)564-5000

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Automobile Revolving Trust I, Series 1998-1, by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the
HOUSEHOLD AUTOMOBILE REVOLVING TRUST I, SERIES 1998-1
(Registrant)
By: /s/ John W. Blenke
John W. Blenke Vice President and Assistant Secretary
Dated: April 16, 2001

EXHIBIT INDEX

Exhibit No.	Exhibit
99	Copy of Independent Public Accountants Annual Servicing Reported dated March 21, 2001