Form 10-K
HOUSEHOLD AUTOMOBILE REVOLVING TRUST I
filed 2002-03-28
CIK 1066477

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

Yes X No _____
The aggregate principal amount of the Notes held by non-affiliates of the Master Servicer as of December 31, 2001 was approximately $283.4 Million.
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

The Notes consist of eight classes of notes. Two classes are held by the Seller. As of December 31, 2001, the outstanding principal balance of the Series 1998-1 Notes was approximately $161,180,544.02 and the receivables held by the Issuer had an aggregate outstanding principal balance of approximately $157,824,609.85. A reserve account held for the benefit of the Noteholders had a balance of approximately $16,550,495.25. Class A-1 Notes were paid in full July 19, 1999 and Class A-2 Notes were paid in full April 17, 2000. For the benefit of holders of the Class A-3 and Class A-4 Notes, the Issuer is party to an interest rate cap requiring the counterparty to make payments to the Issuer in the event LIBOR exceeds 6.5% The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. Class A-1 Noteholders were paid in full as of July 19, 1999 and Class A-2 Noteholders were paid in full as of April 17, 2000. As of February 26, 2002, there was 1 Class A-3 Noteholder, 6 Class A-4 Noteholders, 3 Class A-5 Noteholder and 11 Class B-1 Noteholders, some of whom may be holding Notes for the accounts of others. The Class B-2 and Class C Notes, as well as the Series 1998-1 Certificate are held by the Seller.

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

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-3, Class A-4, Class A-5 or the Class B-1 Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 26, 2002. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-3 Noteholders
JP Morgan Securities Inc., - Fixed Income 4 New York Plaza New York, NY 10041	$3,250	100%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-4 Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$20,000	24.74%
Bankers Trust Company c/o BT Services Tennessee Inc. 648 Grassmere Park Drive Nashville, TN 37211	$30,832	38.14%
The Bank of New York-Banco Di Napoli One Wall Street New York, NY 10286	$15,000	18.56%
HSBC Bank USA/Republic Investment Account 452 5th Avenue, 14th Floor New York, NY 11243	$10,000	12.37%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-5 Noteholders
JP Morgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75254	$7,000	7.00%
State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW NO. Quincy, MA 02171	$69,650	69.70
UBS Warburg LLC/CMO 1000 Harbor Blvd Weekhawken, NJ 07087	$23,350	23.40%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class B-1 Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$88,328	88.95%
Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue Minneapolis, MN 55479	$6,000	6.04%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2001, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-k when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001:

Date of Reports	Items Covered
October 24, 2001 November 29, 2001 December 26, 2001.	Item 7. Statement to Noteholders with respect to distribution made on October 24, 2001, November 29, 2001 and December 26, 2001.

(c) Exhibit 99	Copy of Annual Statement to Noteholders for the year 2001.
Exhibit 99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Automobile Revolving Trust I, 1998-1 by the undersigned, thereunto duly authorized.

	HOUSEHOLD FINANCE CORPORATION, as Master Servicer of and on behalf of the HOUSEHOLD AUTOMOBILE REVOLVING TRUST I, SERIES 1998-1 (Registrant)

	By: /s/ John W. Blenke
	John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2002

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Noteholders for the year ended December 31, 2001.

99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.